Form 10QSB
period 2000-09-30
MCC TECHNOLOGIES INC
filed 2000-11-14
CIK 1125620

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                              WASHINGTON,  D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  September  30,  2000
                                         --------------------

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT

     For  the  transition  period  from          to

     Commission  file  number  0-31685
                               -------

                             MCC TECHNOLOGIES, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

NEVADA                                                               88-045-4570
------                                                               -----------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

          122 PILLING ROAD, GIBSONS, BRITISH COLUMBIA, CANADA  V0N 1V3
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 922-1972
                                 --------------
                           (Issuer's telephone number)

                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]  No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.     Yes      No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

3,000,000  common  shares  issued  and  outstanding,  as  of  October  31,  2000
--------------------------------------------------------------------------------

Transitional  Small  Business  Disclosure  Format  (Check one):  Yes [ ]  No [X]

                          PART I- FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To:     The  Shareholders  of
        MCC  Technologies,  Inc.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2000 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver,  British  Columbia          /s/  Lael  Todesco
Date:  October  27,  2000              Director  of  the  Company



MCC TECHNOLOGIES, Inc.
(A Development Stage Company)
INTERIM BALANCE SHEET
(Unaudited)
September 30, 2000
(Expressed in U.S. dollars)

                                                    September 30    March 31
                                                        2000          2000
ASSETS

Current
Cash in bank or on hand . . . . . . . . . . . . .  $       1,295   $   6,730

Other
Licence agreement . . . . . . . . . . . . . . . .          5,000       5,000
                                                 ----------------------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . .  $       6,295   $  11,730

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable. . . . . . . . . . . . . . . . .  $       2,706   $     750
Shareholder loan, without interest or stated
 terms of repayment . . . . . . . . . . . . . . .         23,964       5,832
                                                   --------------------------
                                                          26,670       6,582

Stockholders' Equity
Common stock
 100,000,000  Common shares authorized with
   $.001 par value
 3,000,000  Shares issued and outstanding . . . .          3,000       3,000
Additional paid in capital. . . . . . . . . . . .          4,500       4,500
                                                 ----------------------------
                                                           7,500       7,500

Deficit accumulated during the development stage.        (27,875)     (2,352)

                                                         (20,375)      5,148

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . .  $       6,295   $  11,730

The accompanying notes are an integral part of the financial statements.


MCC  TECHNOLOGIES,  INC.
(A  Development  Stage  Company)
STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
(Unaudited)
For  the  Period  From  Inception  (February  26,  1998  to  September  30,  2000)
(Expressed  in  U.S.  dollars)


                                                        Additional
                                     Common Shares       Paid In     Accumulated
                                 Shares       Amount     Capital       Deficit     Total
Balance, February 26, 1998 .          -  $         -  $         -    $      -     $    -
 (Date of inception)

Issuance of stock at $0.25 .     3,000,000        3,000         4,500       -        7,500
 per share for cash

Net loss for the year. . . .             -            -             -         -          -

Balance, March 31, 1998. . .     3,000,000        3,000         4,500         -      7,500

Net loss for the year. . . .             -            -             -      (100)      (100)

Balance, March 31, 1999. . .     3,000,000        3,000         4,500      (100)     7,400

Net loss for the year. . . .             -            -             -      (632)      (632)

Balance, March 31, 2000. . .     3,000,000        3,000         4,500      (732)     6,878

Net loss for the quarter . .             -            -             -   (25,523)   (25,523)

Balance, September 30, 2000.     3,000,000  $     3,000  $      4,500  $(26,255)  $(18,755)


The accompanying notes are an integral part of the financial statements.


MCC  TECHNOLOGIES,  INC.
(A  Development  Stage  Company)
INTERIM  STATEMENT  OF  OPERATIONS  AND  ACCUMULATED  DEFICIT
(Unaudited)
For  the  Period  From  Inception  (February  26,  1998  to  September 30, 2000)
(Expressed  in  U.S.  dollars)




                             6 Months     6 Months       Accumulated
                              Ended        Ended         Feb 26, 1998
                             Sept. 30     Sept. 30       To
                               2000          1999        Sept. 30, 2000
Revenue. . . . . . . . . .  $         -  $           -  $             -

Expenses
Filing fees. . . . . . . .          500            632            1,132
Software development . . .       18,132                          18,132
Professional fees. . . . .        6,891                           6,891

Net Loss . . . . . . . . .       25,523            632           26,155

Accumulated Deficit,
Beginning of Period. . . .          732            100                -

Accumulated Deficit
End of Period. . . . . . .  $    26,255  $         732  $        26,255


Net Loss Per Common Share.  $    0.0009  $      0.0000  $        0.0009

Weighted Average Number of
Common Shares Outstanding.   30,000,000     30,000,000       30,000,000


The accompanying notes are an integral part of the financial statements.


MCC  TECHNOLOGIES,  INC.
(A  Development  Stage  Company)
STATEMENT  OF  CASH  FLOWS
(Unaudited)
For  the  Period  From  Inception  (February  26,  1998  To  September 30, 2000)
(Expressed  in  U.S.  dollars)



                                       6 Months     Year
                                       Ended        Ended
                                       Sept. 30     March 31
                                       2000         2000

Cash Flows to Operating Activities
Net loss for the period. . . . . . .  $ (25,523)  $(2,152)
Non-cash working capital items . . .     20,088       550

                                         (5,435)    1,602

Cash Flows from Investing Activities
Due to shareholder . . . . . . . . .                  832
Licence agreement. . . . . . . . . .          -

Cash Flows from Financing Activities
Common Stock . . . . . . . . . . . .          -         -

Net Change In Cash . . . . . . . . .     (5,435)     (770)

Cash, Beginning of Period. . . . . .      6,730     7,500

Cash, End of Period. . . . . . . . .  $   1,295   $ 6,730



The accompanying notes are an integral part of the financial statements.

                                                           MCC TECHNOLOGIES INC.
                                                   (A Development Stage Company)
                                       NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                                                     (Unaudited)
                                                              September 30, 2000

1.     Development  Stage  Company

MCC Technologies, Inc. herein "the Company" was incorporated on February 26, 1998 pursuant to the laws of the State of Nevada.

The Company is a development stage company specializing in software development in interactive voice response (IVR) technology, targeted at public transit, public paratransit and public utilities.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenue. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing and to develop and market its technology.

2.     Summary  of  Significant  Accounting  Policies

(a)     Year  end

The  Company's  fiscal  year  end  in  March  31.

(b)     Use  of  estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenditures during the period. Actual results may differ from those estimates.

(c)     Financial  instruments

The Company's financial instruments consist of cash which approximates carrying value.

(d)     Foreign  Exchange

All of the Company's transactions have been in U.S. currency. The Company's anticipated market is the US. Therefore, the Company's exposure to foreign currency exchange risks is currently considered minimal.

(e)     Income  Taxes

Since the Company is in its development stage and has no income, no income tax expense is reported on the financial statements.

                                                           MCC TECHNOLOGIES INC.
                                                   (A Development Stage Company)
                                       NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                                                     (Unaudited)
                                                              September 30, 2000


3.     Common  Stock  Transactions

The Company was incorporated with authorized capital of 25,000 shares of common stock, no par value. On March 3, 1998 the Company issued 30,000 shares for cash.

On February 28, 2000 the Company approved a forward split of 100 for 1 of the issued and outstanding shares. At the same time the Articles of Incorporation were amended to increase the authorized capital stock to 100,000,000 shares with a par value of $.001. These financial statements give retroactive affect to the stock split from date of inception.

4.     Licence  Agreement  and  related  party  transaction

On March 1, 2000 the Company entered into a software licencing agreement with a shareholder whereby it was granted the non exclusive right to market within Continental North America, IVR computer software. The Licensor will receive 15% of gross annual sales of the product, which is the technology and intellectual property necessary to promote, market, sell and supply the computer software. The agreement may be terminated by the Company at any time after a 14 day notice period. The agreement may be terminated by the Licensor under certain conditions as stated in the licence agreement.

ITEM  2.     PLAN  OF  OPERATION.

There have been no material developments since the Company filed its Form 10-SB Registration Statement on October 4, 2000.

General

Prior to February 28, 2000, the Company operated as a development stage company. On February 28, 2000, the Company began operations (and continues to operate) as a software company specializing in the development of interactive voice response ("IVR") software and multimedia automated information software, primarily for the public transit and utilities industries.

Under the terms of a licence and marketing agreement, dated March 1, 2000 (the "Licence Agreement"), between the Company and Peter Thompson, the Company acquired a non-exclusive licence to develop, market, sell and support multimedia automated traveller information ("ATIS") software used to provide information to users of fixed route public transit systems (such as bus, ferry and commuter rail) and of customer-scheduled transit systems (including paratransit operators, taxi cab, ambulance, transportation shuttle and limousine service providers). The Company also provides multi-modal information systems in metropolitan areas. Multi-modal information systems combines the ATIS software applications with other operational data such as traffic conditions, flow monitoring and real time parking information, thereby delivering a complete "one-stop-shopping" source of traveller information.

The Company paid Mr. Thompson a cash payment of $5,000 and has agreed to pay him a royalty of 15% of the gross annual sales of the Company's ATIS software. Mr. Thompson agreed to provide the Company with the ATIS software source code and operations manuals and to actively participate in the further development and enhancement of the software and the overall operation of the business of the Company.

IVR  Software  Generally

IVR software is used by businesses and other entities that have a need to provide information to their customers on a continual basis. By implementing an IVR software system, businesses and other enterprises can use a standard telephone network to provide automated voice responses to repetitive and standard questions from their customers and/or users. IVR software can also be used in conjunction with customer service representatives, such that routine questions and requests for information are performed by the automated voice response of the IVR software system and unusual questions or requests are handled by live operators or customer service representatives.

Businesses  and  other enterprises currently implement IVR software in order to:

- increase capacity in handling routine questions and requests for information;

- decrease operating costs in providing responses to such routine questions and requests for information by reducing the amount of time required by live operators or customer service representatives; and

- improve customer service levels by providing prompt responses to such routine questions and requests for information.

Industry  Description

Interactive voice processing systems are designed to serve the needs of organizations that require an efficient, cost-effective means of delivering and communicating information, responding to standard requests or questions and completing business transactions in a timely manner. Voice processing typically utilizes a telephone system connected to an external computer which contains data and information being requested by callers. These systems use specialized computer hardware and software to store, retrieve and transmit digitized voice messages and to access information on computer databases. Using speech recognition software and touchtone or voice commands, along with a combination of passwords, account numbers and codes, callers can search for or request information from the computer's database and have information read back in voice form over the telephone. Voice processing systems have recently evolved and are now capable of providing information not only through voice messages through the telephone but also by providing information through the Internet, fax, pagers and Telecommunications Devices for the Deaf (TDD). Voice processing systems are widely used for functions such as reporting account balances, confirming schedule information, reserving appointments for various services, checking inventory, determining delivery dates for products or otherwise obtaining standard information, and range from small systems with basic features utilizing a few phone lines to larger, more complex systems with hundreds of telephone lines.

In an attempt to capture a segment of the IVR software market, telephone service/equipment suppliers and computer manufacturers have entered into the market. Telephone manufacturers have added more intelligent features to their telephone equipment to automate more complex caller requirements like voice mail and caller routing. Computer manufacturers have added telephone-based call handling and switching capabilities to permit remote connectivity and access between various telephone and computer networks. This convergence of computer and telephone technology has led to the emergence of standards which are intended to govern the design and functionality of both computer and telephone switching hardware.

The market for simple IVR software applications will likely be dominated by telephone service and equipment suppliers, who will include such simple IVR systems with their telephone equipment. More complex applications, however, will likely run on personal computing technology, which will be supplied by software vendors such as the Company.

The  Company's  Software

The Company's ATIS software technology is used in both fixed route transit applications, such as bus, ferry and commuter rail, as well as for customer scheduled trips offered by service providers including paratransit operators, taxi cab, ambulance, transportation shuttle and limousine service providers.

The Company also provides multi-modal information systems in metropolitan areas. Multi-modal information systems combines the ATIS software applications with other operational data such as traffic conditions, flow monitoring and real time parking information, thereby delivering a complete "one-stop-shopping" source of traveller information.

The Company's fixed route ATIS software permits travellers seeking transportation information, such as route descriptions, stop locations, departure times and other information regarding their travel plans to access this information through the telephone, via the Internet or through other automated information technologies. The information provided is current and up-to-the-minute (real time), as the Company's ATIS software is connected directly to the scheduling database which contains the transportation provider's operating information.

The Company's ATIS software technology is designed to be compatible with and to connect to other information technologies via Internet compliant standard interfaces and open platform design. For example, where the transportation provider includes global positioning satellite based automated vehicle location information, a person seeking bus times will be advised when the bus will actually arrive at a designated stop, rather than when it is scheduled to arrive at the stop.

For customer scheduled and demand applications, the Company's ATIS software will permit a customer to schedule a trip, confirm or cancel a scheduled trip or provide notification of the arrival of the transit vehicle for the scheduled trip. All of these functions can be performed automatically over the telephone, Internet and/or fax without the need for human assistance.

The Company's ATIS software technology improves the service delivery of both fixed route and customer scheduled transportation operators by enabling operators to offer customer service 24 hours per day, 7 days per week and by automating most customer inquiries. Superior customer service is delivered to users at a fraction of the cost of human operators, one of the highest cost factors to transit operators in delivering customer service. As a result, the Company estimates that the transit operator will recover the cost of the ATIS software within six to eight months of installation through savings to the transportation operator.

The Company has created proprietary communications technology called the "iEngine" which permits simultaneous public access to transportation information via whatever medium the user selects. The media choices range from interactive media such as cellular or fixed-line telephone, the Internet, email or a kiosk to one-way (passive) media such as fax back, FM radio, TV or automated signage. The Company is in the process of building proprietary interfaces with the four major suppliers of scheduling databases in North America: Trapeze Software Group, GIRO, Multisystems Inc. and Mantech Systems Inc.

The Company intends initially to market its ATIS software to the transit, paratransit and utilities industries. However, enterprises such as brokerages, banks, airlines and retailers use similar software platforms to provide interactive voice responses for applications including stock quotes and trading, home banking, travel planning and shopping, and are potential target markets for the Company in the future.

The Company integrates state of the art innovations and advances in information and computer technology into its ATIS software applications. Its technology is designed to be "open" with respect to both its architecture, and existing and anticipated standards. The Company's software applications are compatible with virtually any DOS, Windows, OS/2 and UNIX operating system based-network, will run on most personal computers and will connect with most standard- telephone switches. This adaptability provides optimum flexibility and power to the customer and ensures compatibility with changing hardware requirements. To achieve its "open" structure, the Company has integrated the following three innovations into its software products:

Compliance  with  Telephony  Standards  such  as  TAPI  and  TSAPI

Telephony Applications Programming Interface ("TAPI") is Microsoft's application for interfacing Windows-based computer applications with telephone systems. Telephone Services Applications Programming Interface ("TSAPI") is Novell's application for interfacing telephone systems to Novell networks.

Both TAPI and TSAPI are standards which define the criterion for integrating a telephone with a personal computer within or outside of a computer network. In short, the standard describes the interconnectivity of all types of computer and telephony hardware that could be used in any of the Company's current or future software applications. The Company monitors all standards development in the computer telephony sector to keep its software products compliant with such standards. The Company's products are already compliant with TAPI and TSAPI, both of which will likely govern future IVR software systems.

Network  Connectivity

All of the Company's software applications are intranet and internet compatible and can easily plug into the existing communications capabilities of both Windows and OS/2 operating systems. Once connected to a Windows or an OS/2 based computer system, the Company's software applications can emulate the terminal of the transportation provider, thereby providing dynamic, real-time interactivity with the transportation provider's host database. Through such terminal emulation, the Company's applications offer the following advantages over those of its existing competitors:

- transactions between the Company's software and the transportation provider's host software is in real time with no additional overhead in database management; and

- no modifications are required to the existing host software as the Company's software is able to emulate any other workstation on the computer network.

JAVA  Scripting

JAVA is a software language which permits programs to be developed that will run on virtually any operating system platform including Windows, OS/2 or UNIX. JAVA software can also operate with software code written in other software languages such as "C" and "C++". Additionally, JAVA-based applications allow distributed processes to be run independently over a network, further permitting the Internet to be used as a medium to connect geographically separated components of the Company's software applications. Specifically, voice and telephone-based information can be more readily accessed from information sources located virtually anywhere in the world.

Upgrades  and  Support  of  the  Company's  IVR  Software

The Company's existing management team supports and services all of its IVR software products. If an existing customer has a support contract with the Company, it will receive any upgrades to the IVR software application running on that operating system as part of that support contract. If there is no support contract, the customer will continue to receive support for its IVR software but will be charged on a per hour basis for all repairs and custom upgrades or enhancements.

Target  Markets

The Company's target market for its IVR software is focussed primarily on the public transit and utilities industries. Public transit and utilities companies generally purchase and utilize IVR software for two reasons:

- to reduce operating costs involved in providing responses to standard questions and requests for information; and

- to improve customer service by providing such standard or routine information in a timely and efficient manner.

IVR software technology automates repetitive and standard questions and requests for information, which represent the majority of calls to public transit and utility companies. The versatility of the technology permits full integration with operators so that routine calls are handled automatically using IVR software and the more difficult calls are transferred to human operators, who are usually available during business hours.

RISK  FACTORS

Much of the information included in this Quarterly Report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by the Company and its management in connection with its business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. The Company cautions the readers that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating the Company, its business and any investment in the Company, readers should carefully consider the following factors.

History  of  Losses

The Company has had a history of losses and expects to continue to incur losses, and may never achieve or maintain profitability. The Company has incurred losses since it began its operations as an IVR software development company, including a loss of approximately $2,352 through the year ended March 31, 2000. As of March 31, 2000, the Company has an accumulated deficit of approximately $2,152. The Company expects to have net losses and negative cash flow at least through March 31, 2002, and expects to spend significant amounts of capital to enhance its products and technologies, develop international sales and operations, and fund research and development. As a result, the Company will need to generate significant revenue to break even or achieve profitability. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis. If the Company does not achieve and maintain profitability, the market price for its common stock may decline, perhaps substantially.

Limited  Operating  History

Due to the Company's limited operating history, there is little information upon which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Some of these risks and uncertainties relate to the Company's ability to develop, market, sell and support its IVR software, and to attract, retain and motivate qualified personnel. The Company cannot be sure that it will be successful in addressing these risks and uncertainties, and its failure to do so could have a materially adverse effect on its financial condition and continued operations. In addition, the Company's operating results are dependent to a large degree upon factors outside the Company's control, including among other things, increased competition and the acceptance and continued use of IVR technology. There are no assurances that the Company will be successful in addressing these risks, and failure to do so may adversely affect the Company's business and financial condition.

Difficulties  Associated  With  Growth  Management

The Company may encounter difficulties in managing its growth, which could prevent it from executing its business strategy. The Company's ability to achieve its planned growth is dependent upon a number of factors including, but not limited to, its ability to hire and retain suitable employees, the adequacy of the Company's financial resources and the Company's ability to develop, market, sell and support its IVR software. The Company's anticipated growth will likely place a significant strain on its resources. To accommodate this growth, the Company must implement or upgrade a variety of operational and financial systems, procedures and controls, including the improvement of its accounting and other internal management systems. There can be no assurance that the

Company will be able to achieve its anticipated goals or that it will be able to successfully manage its operations. The Company's systems, procedures and controls may not be adequate to support its future operations. If the Company fails to improve its operational, financial and management information systems, or to hire, train, motivate or manage its employees, its business may be adversely affected. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on the Company.

Acceptance  of  IVR  Software

IVR software may not achieve widespread acceptance by businesses in general, public transit and utility companies in particular or telecommunications carriers, which could limit the Company's ability to expand its business. The market for IVR software is relatively new and is rapidly evolving. The Company's ability to generate revenue in the future depends on the acceptance by both its customers and their end users of its IVR software and IVR technology in general. The adoption of IVR software could be hindered by the perceived costs of this new technology, as well as the reluctance of enterprises that have invested substantial resources in existing call centers to replace their current systems with this new technology. Accordingly, in order to achieve commercial acceptance, the Company will have to educate prospective customers, including large, established telecommunications companies, about the uses and benefits of IVR software in general and its IVR software in particular. If these efforts fail, or if IVR software does not achieve commercial acceptance, the Company's business could be harmed.

The continued and future development of the market for the Company's IVR software is also dependent upon:

- the widespread deployment of IVR applications by third parties which is driven by consumer demand for services having an IVR component;

-     the  demand  for  new  uses  and  applications  of  IVR  technology;

-     adoption  of  industry  standards  for  IVR  and related technologies; and

- continuing improvements in hardware technology that may reduce the costs of IVR software solutions.

Technological  Changes

The IVR and communications industry within which the Company operates is characterized by rapid technological change. The development of new technology by the Company's competitors may render the Company's IVR software technology obsolete. Competition in the IVR technology industry is based largely upon technological superiority. Accordingly, the success of the Company will depend upon its ability to continually enhance its current IVR software products, to develop and introduce new products that keep pace with technological developments and to address the changing needs of the marketplace. Although the Company expects to devote significant resources to research and development activities, there can be no assurance that these activities will result in the successful development of new IVR technologies and IVR software products or the enhancement of existing technologies and products. In addition, there can be no assurance that the introduction of products, services or technological developments by others will not have a materially adverse effect on the Company's operations.

Fluctuation  of  Quarterly  Results

The Company's ability to accurately forecast its quarterly sales is limited, as a result of which, the Company's quarterly operating results may fluctuate significantly. The Company expects its results will vary significantly from quarter to quarter in the future. These quarterly variations may be caused by a number of factors, including:

- delays in customer orders due to the complex nature of large telephony systems and the associated implementation projects;

- timing of product deployment and completion of project phases, particularly for large orders;

- delays in recognition of software license revenue in accordance with applicable accounting principles;

- the Company's ability to develop, introduce, ship and support new and enhanced products, such as new versions of its IVR software that respond to changing technology trends, in a timely manner, as well as its ability to manage product transitions; and

- the amount and timing of increases in expenses associated with the Company's growth.

Due to these and other factors, and because the market for IVR software is new and rapidly evolving, the Company's ability to accurately forecast its quarterly sales is limited. In addition, in the near future, most of the Company's costs will be related to personnel, facilities and research and development, which are relatively fixed in the short term. If the Company does not generate significant revenue in relation to its expenses, it may be unable to reduce its expenses quickly enough to avoid lower quarterly operating results. The Company does not know whether its business will grow rapidly enough to absorb the costs of its future employees and facilities. As a result, its quarterly operating results could fluctuate and this fluctuation could adversely affect the market price of the Company's common stock in the future.

In addition, the Company expects to experience seasonality in the sales of its products. For example, it anticipates that sales may be lower in the first quarter of each year due to patterns in the capital budgeting and purchasing cycles of the Company's current and prospective customers. The Company also expects that sales may decline during summer months, particularly in Asian and European markets. These seasonal variations in the Company's sales may lead to fluctuations in its quarterly operating results. Because the Company has limited operating results, it is difficult to evaluate the degree to which this seasonality may affect the Company's business.

Effect  of  Lengthy  Sales  and  Implementation  Cycles

The Company's products often have long sales and implementation cycles and, as a result, its quarterly operating results and its stock price may fluctuate. The sales cycles for the Company's IVR software products will likely range from three to eighteen months, depending on the size and complexity of the order and the services to be provided by the Company.

The purchase of the Company's products requires a significant expenditure by a potential customer; accordingly, the decision to purchase the Company's products typically requires significant pre-purchase evaluation. The Company may spend significant time educating and providing information to prospective customers regarding the use and benefits of its IVR software products. During this evaluation period, the Company may expend substantial sales, marketing and management resources.

After purchase, the expenditure of substantial time and resources to implement the Company's software and to integrate it with the customer's existing systems may be required. If the Company is performing significant professional services in connection with the implementation of its software, it will not recognize software revenue until after system acceptance or deployment. In cases where the contract specifies milestones or acceptance criteria, the Company may not recognize services revenue until these conditions are met. The Company may in the future experience unexpected delays in recognizing revenue. Consequently, the length of its sales and implementation cycles and the varying order amounts for its products make it difficult to predict the quarter in which revenue recognition may occur and may cause license and services revenue and operating results to vary significantly from period to period. These factors could cause the Company's stock price to be volatile or to decline.

Response  to  Rapid  Changes  in  the  IVR  Software  Market

In the event that the Company fails to respond to rapid changes in the market for IVR software, the Company may experience a loss of revenues. The IVR software industry is relatively new and rapidly evolving. The Company's success will depend substantially upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing end-user requirements and incorporate technological advancements. If the Company is unable to develop new products and enhanced functions or technologies to adapt to these changes, or if it cannot offset a decline in revenue from existing products with sales of new products, the Company's business would likely suffer.

Among other things, commercial acceptance of the Company's products and technologies will depend on:

- the ability of the Company's products and technologies to meet and adapt to the needs of its target markets;

- the performance and price of the Company's products as compared to its competitors' products; and

- the Company's ability to deliver customer service directly and through its resellers.

Possibility  of  Software  Defects

Any software defects in the Company's products could harm its business and result in litigation. Complex software products, such as the products offered by the Company, may contain errors, defects and bugs. With the planned release of any product, the Company may discover such errors, defects and bugs and, as a result, its products may take longer than expected to develop. In addition, the Company may discover that remedies for errors or bugs may not be technologically feasible. Delivery of products with undetected production defects or reliability, quality, or compatibility problems could damage the Company's reputation. Errors, defects or bugs could also cause interruptions, delays or a cessation of sales to the Company's customers. The Company may be required to expend significant capital and other resources to remedy these types of problems. In addition, customers whose businesses are disrupted by these errors, defects and bugs may bring claims against the Company which, even if unsuccessful, would likely be time-consuming and could result in costly litigation and the payment of damages.

Dependence  on  a  Limited  Number  of  Customers

The Company anticipates that it will depend on a limited number of customer orders for a substantial portion of its revenue during any given period. Loss of, or delays in, a key order could substantially reduce the Company's revenue in any given period and harm its business. Generally, customers who make large purchases are not expected to make subsequent equally large purchases in the short term. As a result, if the Company does not acquire a major customer, if a contract is delayed, cancelled or deferred, or if an anticipated sale is not made, the Company's ability to generate revenue could be adversely affected.

International  Operations

Sales to customers outside the United States and Canada may account for a significant portion of the Company's revenues in the future, which would expose the Company to risks inherent in international operations. The Company would be subject to a variety of risks associated with conducting business internationally, any of which could have a materially adverse effect on the Company's business. These risks include:

-     difficulties  and  costs  of  staffing  and  managing  foreign operations;

- difficulties in establishing and maintaining an effective international reseller network;

- the burden of complying with a wide variety of foreign laws, particularly with respect to intellectual property and license requirements;

-     political  and  economic  instability  outside  the  United  States;

-     import  or  export  licensing  and  product  certification  requirements;

- tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

-     potential  adverse  tax  consequences,  including  higher  marginal rates;

-     unfavorable  fluctuations  in  currency  exchange  rates;  and

- limited ability to enforce agreements, intellectual property rights and other rights in some foreign countries.

In order to increase the Company's international sales, it must develop localized versions of its products. If the Company is unable to do so, it may be unable to increase its revenue and execute its business strategy.

The Company intends to expand its international sales, which will require the investment of significant resources to create and refine different language models for each particular language or dialect. These language models are required to create versions of the Company's products that allow end users to speak the local language or dialect and be understood and authenticated. If the Company fails to develop localized versions of its products, its ability to address international market opportunities and to develop its international business will be limited.

Industry  Standards

If the standards employed by the Company are not adopted as the standards for IVR software, businesses might not use the Company's IVR software for delivery of applications and services. The market for IVR software is new and emerging and industry standards have not yet been firmly established. The Company may not be competitive unless its products support changing industry standards. The emergence of industry standards, whether through adoption by official standards committees or widespread usage, could require costly and time consuming redesign of the Company's products. If these standards become widespread and the Company's products do not support them, its customers and potential customers may not purchase its products. Multiple standards in the marketplace could also make it difficult for the Company to insure that its products will support all applicable standards, which could in turn result in decreased sales of the Company's products.

Protection  of  Proprietary  Technology

Any inability to adequately protect the Company's proprietary technology could harm its ability to compete. Its future success and ability to compete depends in part upon its proprietary technology and its trademarks, which the Company attempts to protect with a combination of patent, copyright, trademark and trade secret laws, as well as with its confidentiality procedures and contractual provisions. These legal protections afford only limited protection and may be time-consuming and expensive to obtain and/or maintain. Further, despite the Company's efforts, it may be unable to prevent third parties from infringing upon or misappropriating its intellectual property. Although the Company intends to file U.S. and Canadian patent applications, it does not currently have any issued patents. There is no guarantee that patents will be issued with respect to its current or future patent applications. Any patents that are issued could be invalidated, circumvented or challenged. If challenged, the Company's patents might not be upheld or their claims could be narrowed. The Company's intellectual property may not be adequate to provide a competitive advantage or to prevent competitors from entering the markets for the Company's products. Additionally, the Company's competitors could independently develop non-infringing technologies that are competitive with, equivalent to, and/or superior to the Company's technology. Monitoring infringement and/or misappropriation of intellectual property can be difficult, and there is no guarantee that the company would detect any infringement or misappropriation of its proprietary rights. Even if the Company did detect infringement or misappropriation of its proprietary rights, litigation to enforce these rights could cause the Company to divert financial and other resources away from its business operations. Further, the Company licenses its products internationally, and the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States and Canada.

Infringement  by  the  Company  on  Other  Intellectual  Property

The Company's products may inadvertently infringe upon the intellectual property rights of others, and resulting claims against the Company could be costly and require that the Company enter into disadvantageous license or royalty arrangements. The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although the Company attempts to avoid infringing known proprietary rights of third parties, it may be subject to legal proceedings and claims for alleged infringement by of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert resources and management's attention or require that the Company enter into royalty or license agreements which are not advantageous to it. In addition, parties making these claims may be able to obtain injunctions, which could prevent the Company from selling its products.

Cash  Requirements

The Company's cash requirements for the period ending September 30, 2001 are estimated at $1,000,000, in order to finance the continue research and development of its ATIS software, and to finance an advertising and marketing campaign. The Company currently has limited funds available, and anticipates that it will raise additional capital through a private placement of its equity securities and/or debt financing.

Research  and  Development

To date, the Company has not expended significant funds on research and development. The Company anticipates that it will spend approximately $350,000 on research and development (including the continued development of its ATIS software) through September 30, 2001.

Purchase  of  Significant  Equipment

The Company does not intend to purchase any significant equipment through September 30, 2001.

Employees

Over the twelve months ending September 30, 2001, the Company anticipates an increase in the number of employees it retains, as it intends to hire one qualified accountant, one person to perform clerical and administrative tasks, two software engineers and two sales and marketing personnel.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

The Company knows of no material, active or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any director, officer or affiliate of the Company, or any registered or beneficial shareholder is an adverse party of has a material interest adverse to the Company.

ITEM  2.     CHANGES  IN  SECURITIES.

The Company did not issue any securities during the quarter ended September 30, 2000.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.     OTHER  INFORMATION.

None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports  on  Form  8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

Financial  Statements  Filed  as  a  Part  of  the  Quarterly  Report

     The  Company's  unaudited  financial  statements  include:

          Balance  sheet
          Statement  of  Operations  and  Accumulated  Deficit
          Statement  of  Changes  in  Stockholders'  Equity
          Statement  of  Cash  Flows
          Notes  to  the  Financial  Statements

Exhibits  Required  by  Item  601  of  Regulation  S-B

Exhibit     Description
Number

(3)     Articles  of  Incorporation  and  By-laws:

     3.1 Articles of Incorporation effective February 26, 1998 (incorporated by reference from the Company's Form 10-SB, filed on October 4, 2000)

     3.2 By-Laws effective February 26, 1998 (incorporated by reference from the Company's Form 10-SB, filed on October 4, 2000)

     3.3 Certificate of Amendment of Articles of Incorporation, filed March 27, 2000 (incorporated by reference from the Company's Form 10-SB, filed on October 4, 2000)

(10)     Material  Contracts

     10.1 License Agreement between the Company and Peter Thompson, dated March 1, 2000 (incorporated by reference from the Company's Form 10-SB, filed on October 4, 2000)

(27)     Financial  Data  Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     MCC  TECHNOLOGIES,  INC.

     By:  /s/ Lael Todesco
          Lael  Todesco,  President/Director

     Date:     November 11,  2000


     By:  /s/ Peter Thompson
          Peter  Thompson,  Secretary/Treasurer/Director

     Date:     November 11,  2000