Form 10QSB
period 2000-12-31
MCC TECHNOLOGIES INC
filed 2001-02-13
CIK 1125620

UNITED  STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  December  31,  2000
                                         -------------------

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.     Yes [ ]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

3,000,000  common  shares  issued  and  outstanding,  as  of  January  15,  2001
--------------------------------------------------------------------------------

Transitional  Small  Business  Disclosure  Format  (Check one):  Yes [ ]  No [X]

                          PART I- FINANCIAL INFORMATION


ITEM  1.     FINANCIAL  STATEMENTS.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To:     The  Shareholders  of
        MCC  Technologies,  Inc.

It is the opinion of management that the interim financial statements for the quarter ended December 31, 2000 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver,  British  Columbia          /s/  Lael  Todesco
Date:  February  7,  2001              Director  of  MCC  Technologies,  Inc.

                                                        MCC  TECHNOLOGIES,  INC.
                                                (A  Development  Stage  Company)
                                                         INTERIM  BALANCE  SHEET
                                                                     (Unaudited)
                                                             December  31,  2000
                                                  (Expressed  in  U.S.  dollars)



                                                                   Dec. 31    March 31
                                                                    2000        2000
ASSETS

Current
Cash in bank or on hand. . . . . . . . . . . . . . . . . . . . .  $     50   $   6,730

Other
Licence agreement. . . . . . . . . . . . . . . . . . . . . . . .     5,000       5,000
                                                                -----------------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .  $  5,050   $  11,730


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .  $  6,760   $     750
Shareholder loan, without interest or stated terms of repayment.    25,425       5,832
                                                                -----------------------
                                                                    32,185       6,582
Stockholders' Equity
Common stock
  100,000,000  Common shares authorized with 001 par value
  3,000,000  Shares issued and outstanding . . . . . . . . . . .     3,000       3,000
Additional paid in capital . . . . . . . . . . . . . . . . . . .     4,500       4,500
                                                                 ----------------------
                                                                     7,500       7,500

Deficit accumulated during the development stage . . . . . . . .   (34,635)       (732)
                                                                 ----------------------
                                                                   (27,135)      6,768
                                                                 ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . .  $  5,050   $  13,350
                                                                 ======================

The accompanying notes are an integral part of the financial statements


                                                                    MCC  TECHNOLOGIES,  INC.
                                                            (A  Development  Stage  Company)
                                           STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
                                                                                 (Unaudited)
                                  For  the  period  from  Inception  to  December  31,  2000
                                                              (Expressed  in  U.S.  dollars)

                                                                   Additional
                                                                     Paid-in     Accumulated
                                                Common Stock         Capital         Deficit
                                            Shares        Amount
Balance, February 26, 1998
 (Date of inception). . . . . . . . . .             -  $          -  $      -  $      -

Issuance of stock at $.0025
 per share for cash . . . . . . . . . .     3,000,000         3,000     4,500         -

Net loss for the year . . . . . . . . .             -             -         -         -
                                        ------------------------------------------------
Balance, March 31, 1998 . . . . . . . .     3,000,000         3,000     4,500         -

Net loss for the year . . . . . . . . .             -             -         -      (100)
                                        ------------------------------------------------
Balance, March 31, 1999 . . . . . . . .     3,000,000         3,000     4,500      (100)

Net loss for the year . . . . . . . . .             -             -         -      (632)
                                       -------------------------------------------------
Balance, March 31, 2000 . . . . . . . .     3,000,000         3,000     4,500      (732)

Net loss for the quarter. . . . . . . .             -             -         -   (33,803)
                                       -------------------------------------------------
Balance Dec. 31, 2000 . . . . . . . . .     3,000,000  $      3,000  $  4,500  $(34,535)
                                       =================================================


The accompanying notes are an integral part of the financial statements.



                                                         MCC  TECHNOLOGIES,  INC.
                                                 (A  Development  Stage  Company)
                    INTERIM  STATEMENT  OF  OPERATIONS  AND  ACCUMULATED  DEFICIT
                                                                      (Unaudited)
                       For  the  Period  from  inception  to  December  31,  2000
                                                   (Expressed  in  U.S.  dollars)


                                          9 Months   9 Months         Accumulated
                                           Ended      Ended          Feb 26, 1998
                                          Dec. 31    Dec. 31                   To
                                           2000        1999         Dec. 31, 2000
Revenue. . . . . . . . . . . . . . . .  $        -  $           -  $            -

Expenses
Filing fees. . . . . . . . . . . . . .         500            632           1,132
Software development . . . . . . . . .      18,132                         18,132
Professional fees. . . . . . . . . . .      15,171                         15,171
                                      -------------------------------------------
Net Loss . . . . . . . . . . . . . . .      33,803            632          34,635

Accumulated Deficit,
Beginning of Period. . . . . . . . . .         832            200               -
                                      -------------------------------------------
Accumulated Deficit
End of Period. . . . . . . . . . . . .  $   34,635  $         832  $       34,635
                                      ===========================================

Net Loss Per Common Share. . . . . . .  $   0.0100  $      0.0003  $       0.0100
                                      ===========================================
Weighted Average Number of
Common Shares Outstanding. . . . . . .   3,000,000      3,000,000       3,000,000
                                      ===========================================


The accompanying notes are an integral part of the financial statements



                                                         MCC  TECHNOLOGIES,  INC.
                                                 (A  Development  Stage  Company)
                                                       STATEMENT  OF  CASH  FLOWS
                                                                      (Unaudited)
                       For  the  period  from  Inception  to  December  31,  2000
                                                   (Expressed  in  U.S.  dollars)




                                         9 Months        Year          Accumulated
                                          Ended         Ended         Feb 26, 1998
                                         Dec. 31      March 31                  To
                                           2000          2000        Dec. 31, 2000
Cash Flows to Operating Activities
Net loss for the period. . . . . . . .  $ (33,803)  $        (632)  $      (34,635)
Non-cash working capital items . . . .     26,975                           32,465
                                      ---------------------------------------------
                                           (6,828)           (632)          (2,170)

Cash Flows from Investing Activities
Licence agreement. . . . . . . . . . .          -                           (5,000)
                                      ---------------------------------------------

Cash Flows from Financing Activities
Common Stock . . . . . . . . . . . . .          -               -            7,120
                                      ---------------------------------------------
Net Change In Cash . . . . . . . . . .     (6,828)           (632)             (50)

Cash, Beginning of Period. . . . . . .      6,878           7,500                -
                                      ---------------------------------------------
Cash, End of Period. . . . . . . . . .  $      50   $       6,878   $          (50)
                                      =============================================


The accompanying notes are an integral part of the financial statements

                                                           MCC TECHNOLOGIES INC.
                                                   (A Development Stage Company)
                                       NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                                                     (Unaudited)
                                                               December 31, 2000

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

2.     Summary  of  Significant  Accounting  Policies

(a)     Year  end
---     ---------

The  Company's  fiscal  year  end  in  March  31.

(b)     Use  of  estimates
---     ------------------

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

(c)     Financial  instruments
---     ----------------------

The Company's financial instruments consist of cash which approximates carrying value.

(d)     Foreign  Exchange
---     -----------------

All of the Company's transactions have been in U.S. currency. The Company's anticipated market is the US. Therefore, the Company's exposure to foreign currency exchange risks is currently considered minimal.

(e)     Income  Taxes
---     -------------

Since the Company is in its development stage and has no income, no income tax expense is reported on the financial statements.

                                                           MCC TECHNOLOGIES INC.
                                                   (A Development Stage Company)
                                       NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                                                     (Unaudited)
                                                               December 31, 2000

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

4.     Licence  Agreement  and  related  party  transactions

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

ITEM  2.     PLAN  OF  OPERATION.

There have been no material developments since we filed our Form 10-SB Registration Statement on October 4, 2000 and our Form 10-QSB Quarterly Report on November 14, 2000.

General

Prior to February 28, 2000, we operated as a development stage company. On February 28, 2000, we began operations (and continue to operate) as a software company specializing in the development of interactive voice response ("IVR") software and multimedia automated information software, primarily for the public transit and utilities industries.

Under the terms of a licence and marketing agreement, dated March 1, 2000 (the "Licence Agreement"), between MCC Technologies, Inc. and Peter Thompson, we acquired a non-exclusive licence to develop, market, sell and support multimedia automated traveller information ("ATIS") software used to provide information to users of fixed route public transit systems (such as bus, ferry and commuter rail) and of customer-scheduled transit systems (including paratransit, taxi cab, ambulance, transportation shuttle and limousine service). We also provide multi-modal information systems in metropolitan areas. Multi-modal information systems combine the ATIS software applications with other operational data such as traffic conditions, flow monitoring and real time parking information, thereby delivering a complete "one-stop-shopping" source of traveller information.

We paid Mr. Thompson a cash payment of $5,000 and agreed to pay him a royalty of 15% of the gross annual sales of our ATIS software. Mr. Thompson agreed to provide us with the ATIS software source code and operations manuals and to actively participate in the further development and enhancement of the software and the overall operation of our business.

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

- decrease operating costs in providing responses to routine questions and requests for information by reducing the amount of time live operators or customer service representatives spend responding to such routine questions and requests; and

- improve customer service levels by providing prompt responses to such routine questions and requests for information.

Industry  Description

Interactive voice processing systems are designed to serve the needs of organizations that require an efficient, cost-effective means of delivering and communicating information, responding to standard requests or questions and completing business transactions in a timely manner. Voice processing typically utilizes a telephone system connected to an external computer which contains data and information being requested by callers. These systems use specialized computer hardware and software to store, retrieve and transmit digitized voice messages and to access information on computer databases. Using speech recognition software and touchtone or voice commands, along with a combination of passwords, account numbers and codes, callers can search for or request information from the computer's database and have information read back in voice form over the telephone. Voice processing systems have recently evolved and are now capable of providing information not only through voice messages via the telephone but also by providing information via the Internet, fax, pagers and Telecommunications Devices for the Deaf (TDD). Voice processing systems are widely used for functions such as reporting account balances, confirming schedule information, reserving appointments for various services, checking inventory, determining delivery dates for products or otherwise obtaining standard information, and range from small systems with basic features utilizing a few phone lines to larger, more complex systems with hundreds of telephone lines.

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

The market for simple IVR software applications will likely be dominated by telephone service and equipment suppliers, who will include such simple IVR systems with their telephone equipment. More complex applications, however, will likely run on personal computing technology, which will be supplied by software vendors such as MCC Technologies, Inc.

Our  Software

Our ATIS software technology is used in both fixed route transit applications, such as bus, ferry and commuter rail, as well as by service providers offering customer scheduled trips, including paratransit operators, taxi cab, ambulance, transportation shuttle and limousine service providers. We also provide multi-modal information systems in metropolitan areas. Multi-modal information systems combine the ATIS software applications with other operational data such as traffic conditions, flow monitoring and real time parking information, thereby delivering a complete "one-stop-shopping" source of traveller information.

Our fixed route ATIS software permits travellers seeking transportation information, such as route descriptions, stop locations, departure times and other information regarding their travel plans to access this information via a telephone, the Internet or other automated information technologies. The information provided is current and up-to-the-minute (real time), as our ATIS software is connected directly to the scheduling database which contains the transportation provider's operating information.

Our ATIS software technology is designed to be compatible with and to connect to other information technologies via Internet compliant standard interfaces and open platform design. For example, where the transportation provider includes global positioning satellite based automated vehicle location information, a person seeking bus times will be advised when the bus will actually arrive at a designated stop, rather than when it is scheduled to arrive at the stop.

For customer scheduled and demand applications, our ATIS software will permit a customer to schedule a trip, confirm or cancel a scheduled trip or provide notification of the arrival of the transit vehicle for the scheduled trip. All of these functions can be performed automatically over the telephone, Internet and/or fax without the need for human assistance.

Our ATIS software technology improves the service delivery of both fixed route and customer scheduled transportation operators by enabling operators to offer customer service 24 hours per day, 7 days per week and by automating most customer inquiries. Superior customer service is delivered to users at a fraction of the cost of human operators, one of the highest cost factors to transit operators in delivering customer service. As a result, we estimate that a transit operator will recover the cost of the ATIS software within six to eight months of installation through savings made, for example, through the automation of customer inquiries.

We have created "iEngine", a proprietary communications technology which permits simultaneous public access to transportation information via whatever medium the user selects. The media choices range from interactive media such as cellular or fixed-line telephone, the Internet, email or a kiosk to one-way (passive) media such as fax back, FM radio, TV or automated signage. We are in the process of building proprietary interfaces with the four major suppliers of scheduling databases in North America: Trapeze Software Group, GIRO, Multisystems Inc. and Mantech Systems Inc.

We intend initially to market our ATIS software to the transit, paratransit and utilities industries. However, enterprises such as brokerages, banks, airlines and retailers use similar software platforms to provide interactive voice responses for applications including stock quotes and trading, home banking, travel planning and shopping, and are potential target markets for us in the future.

We integrate state of the art innovations and advances in information and computer technology into our ATIS software applications. Our technology is designed to be "open" with respect to both its architecture, and existing and anticipated standards. Our software applications are compatible with virtually any DOS, Windows, OS/2 and UNIX operating system based-network, will run on most personal computers and will connect with most standard- telephone switches. This adaptability provides optimum flexibility and power to the customer and ensures compatibility with changing hardware requirements. To achieve the "open" structure of our products, we integrated the following three innovations into our software products:

Compliance  with  Telephony  Standards  such  as  TAPI  and  TSAP

Telephony Applications Programming Interface ("TAPI") is Microsoft's application for interfacing Windows-based computer applications with telephone systems. Telephone Services Applications Programming Interface ("TSAPI") is Novell's application for interfacing telephone systems to Novell networks.

Both TAPI and TSAPI are standards which define the criterion for integrating a telephone with a personal computer within or outside of a computer network. In short, the standard describes the interconnectivity of all types of computer and telephony hardware that could be used in any of our current or future software applications. We monitor all standards development in the computer telephony sector to ensure that our software products remain compliant with such standards. Our products are already compliant with TAPI and TSAPI, both of which will likely govern future IVR software systems.

Network  Connectivity

All of our software applications are intranet and internet compatible and can easily plug into the existing communications capabilities of both Windows and OS/2 operating systems. Once connected to a Windows or an OS/2 based computer system, our software applications can emulate the terminal of the transportation provider, thereby providing dynamic, real-time interactivity with the transportation provider's host database. Through such terminal emulation, our applications offer the following advantages over those of our existing competitors:

- transactions between our software and the transportation provider's host software are in real time with no additional overhead in database management; and

- no modifications are required to the existing host software as our software is able to emulate any other workstation on the computer network.

JAVA  Scripting

JAVA is a software language which permits programs to be developed that will run on virtually any operating system platform including Windows, OS/2 or UNIX. JAVA software can also operate with software code written in other software languages such as "C" and "C++". Additionally, JAVA-based applications allow distributed processes to be run independently over a network, further permitting the Internet to be used as a medium to connect geographically separated components of our software applications. Specifically, voice and telephone-based information can be more readily accessed from information sources located virtually anywhere in the world.

Upgrades  and  Support  of  Our  IVR  Software

Our existing management team supports and services all of our IVR software products. If an existing customer has a support contract with us, that customer will receive any upgrades to the IVR software application running on that operating system as part of that support contract. If there is no support contract, the customer will continue to receive support for its IVR software but will be charged on a per hour basis for all repairs and custom upgrades or enhancements.

Target  Markets

The target market for our IVR software are primarily the public transit and utilities industries. Public transit and utilities companies generally purchase and utilize IVR software for two reasons:

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

RISK  FACTORS

Much of the information included in this Quarterly Report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates that are made by us and by our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

History  of  Losses

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. We have incurred losses since we began operations as an IVR software development company, including a loss of approximately $2,352 through the year ended March 31, 2000. As of March 31, 2000, we had an accumulated deficit of approximately $2,152. We expect to have net losses and negative cash flow at least through March 31, 2002, and expect to spend significant amounts of capital to enhance our products and technologies, develop international sales and operations, and fund research and development. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

Limited  Operating  History

Due to our limited operating history, there is little information upon which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Some of these risks and uncertainties relate to our ability to develop, market, sell and support our IVR software, and to attract, retain and motivate qualified personnel. We cannot be sure that we will be successful in addressing these risks and uncertainties, and our failure to do so could have a materially adverse effect on our financial condition and continued operations. In addition, our operating results are dependent to a large degree upon factors outside our control, including among other things, increased competition and the acceptance and continued use of IVR technology. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business and financial condition.

Difficulties  Associated  With  Growth  Management

We may encounter difficulties in managing our growth, which could prevent us from executing our business strategy. Our ability to achieve our planned growth is dependent upon a number of factors including, but not limited to, our ability to hire and retain suitable employees, the adequacy of our financial resources and our ability to develop, market, sell and support our IVR software. Our anticipated growth will likely place a significant strain on our resources. To accommodate this growth, we must implement or upgrade a variety of operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. There can be no assurance that we will be able to achieve our anticipated goals or that we will be able to successfully manage our operations. Our systems, procedures and controls may not be adequate to support our future operations. If we fail to improve our operational, financial and management information systems, or to hire, train, motivate or manage our employees, our business may be adversely affected. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on us.

Acceptance  of  IVR  Software

IVR software may not achieve widespread acceptance by businesses in general, public transit and utility companies in particular or telecommunications carriers, which could limit our ability to expand our business. The market for IVR software is relatively new and is rapidly evolving. Our ability to generate revenue in the future depends on the acceptance by both our customers and their end users of our IVR software and IVR technology in general. The adoption of IVR software could be hindered by the perceived costs of this new technology, as well as the reluctance of enterprises that have invested substantial resources in existing call centers to replace their current systems with this new technology. Accordingly, in order to achieve commercial acceptance, we will have to educate prospective customers, including large, established telecommunications companies, about the uses and benefits of IVR software in general and our IVR software in particular. If these efforts fail, or if IVR software does not achieve commercial acceptance, our business could be harmed.

The continued and future development of the market for our IVR software is also dependent upon:

- the widespread deployment of IVR applications by third parties, which is driven by consumer demand for services having an IVR component;

-     the  demand  for  new  uses  and  applications  of  IVR  technology;

-     the  adoption  of industry standards for IVR and related technologies; and

- continuing improvements in hardware technology that may reduce the costs of IVR software solutions.

Technological  Changes

The IVR and communications industry within which we operate is characterized by rapid technological change. The development of new technology by our competitors may render our IVR software technology obsolete. Competition in the IVR technology industry is based largely upon technological superiority. Accordingly, our success will depend upon our ability to continually enhance our current IVR software products, to develop and introduce new products that keep pace with technological developments and to address the changing needs of the marketplace. Although we expect to devote significant resources to research and development activities, there can be no assurance that these activities will result in the successful development of new IVR technologies and IVR software products or the enhancement of existing technologies and products. In addition, there can be no assurance that the introduction of products, services or technological developments by others will not have a materially adverse effect on our operations.

Fluctuation  of  Quarterly  Results

Our ability to accurately forecast our quarterly sales is limited, as a result of which, our quarterly operating results may fluctuate significantly. We expect that our results will vary significantly from quarter to quarter in the future. These quarterly variations may be caused by a number of factors, including:

- delays in customer orders due to the complex nature of large telephony systems and the associated implementation projects;

- timing of product deployment and completion of project phases, particularly for large orders;

- delays in recognition of software license revenue in accordance with applicable accounting principles;

- our ability to develop, introduce, ship and support new and enhanced products, such as new versions of our IVR software in response to changing technology trends, in a timely manner, as well as our ability to manage product transitions; and

-     the amount and timing of increases in expenses associated with our growth.

Due to these and other factors, and because the market for IVR software is new and rapidly evolving, our ability to accurately forecast our quarterly sales is limited. In addition, in the near future, most of our costs will be related to personnel, facilities and research and development, which are relatively fixed in the short term. If we do not generate significant revenue in relation to our expenses, we may be unable to reduce our expenses quickly enough to avoid lower quarterly operating results. We do not know whether our business will grow rapidly enough to absorb the costs of our future employees and facilities. As a result, our quarterly operating results could fluctuate and this fluctuation could adversely affect the market price of our common stock in the future.

In addition, we expect to experience seasonality in the sales of our products. For example, we anticipate that sales may be lower in the first quarter of each year due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers. We also expect that sales may decline during summer months, particularly in Asian and European markets. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results. Because we have limited operating results, it is difficult to evaluate the degree to which this seasonality may affect our business.

Effect  of  Lengthy  Sales  and  Implementation  Cycles

Our products often have long sales and implementation cycles and, as a result, our quarterly operating results and our stock price may fluctuate. The sales cycles for our IVR software products will likely range from three to eighteen months, depending on the size and complexity of the order and the services that we are to provide.

The purchase of our products requires a significant expenditure by a potential customer; accordingly, the decision to purchase our products typically requires significant pre-purchase evaluation. We may spend significant time educating and providing information to prospective customers regarding the use and benefits of our IVR software products. During this evaluation period, we may expend substantial sales, marketing and management resources.

After purchase, the expenditure of substantial time and resources to implement our software and to integrate it with the customer's existing systems may be required. If we are performing significant professional services in connection with the implementation of our software, we will not recognize software revenue until after system acceptance or deployment. In cases where the contract specifies milestones or acceptance criteria, we may not recognize services revenue until these conditions are met. We may in the future experience unexpected delays in recognizing revenue. Consequently, the length of the sales and implementation cycles with respect to our IVR software and the varying order amounts for our products make it difficult to predict the quarter in which revenue recognition may occur and may cause license and services revenue and operating results to vary significantly from period to period. These factors could cause our stock price to be volatile or to decline.

Response  to  Rapid  Changes  in  the  IVR  Software  Market

In the event that we fail to respond to rapid changes in the market for IVR software, we may experience a loss of revenues. The IVR software industry is relatively new and rapidly evolving. Our success will depend substantially upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing end-user requirements and incorporate technological advancements. If we are unable to develop new products and enhanced functions or technologies to adapt to these changes, or if we cannot offset a decline in revenue from existing products with sales of new products, our business would likely suffer.

Among other things, commercial acceptance of our products and technologies will depend on:

- the ability of our products and technologies to meet and adapt to the needs of our target markets;

- the performance and price of our products as compared to our competitors' products; and

- our ability to deliver customer service directly and through our resellers.

Possibility  of  Software  Defects

Any software defects in our products could harm our business and result in litigation. Complex software products, such as the products that we offer, may contain errors, defects and bugs. With the planned release of any product, we may discover such errors, defects and bugs and, as a result, our products may take longer than expected to develop. In addition, we may discover that remedies for errors or bugs may not be technologically feasible. Delivery of products with undetected production defects or reliability, quality, or compatibility problems could damage our reputation. Errors, defects or bugs could also cause interruptions, delays or a cessation of sales to our customers. We may be required to expend significant capital and other resources to remedy these types of problems. In addition, customers whose businesses are disrupted by these errors, defects and bugs may bring claims against us which, even if unsuccessful, would likely be time-consuming and could result in costly litigation and the payment of damages.

Dependence  on  a  Limited  Number  of  Customers

We anticipate that we will depend on a limited number of customer orders for a substantial portion of our revenue during any given period. Loss of, or delays in, a key order could substantially reduce our revenue in any given period and harm our business. Generally, customers who make large purchases are not expected to make subsequent equally large purchases in the short term. As a result, if we do not acquire a major customer, if a contract is delayed, cancelled or deferred, or if an anticipated sale is not made, our ability to generate revenue could be adversely affected.

International  Operations

Sales to customers outside the United States and Canada may account for a significant portion of our revenues in the future, which would expose us to risks inherent in international operations. We would be subject to a variety of risks associated with conducting business internationally, any of which could have a materially adverse effect on our business. These risks include:

-     difficulties and associated with staffing and managing foreign operations;

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

In order to increase our international sales, we must develop localized versions of our products. If we are unable to do so, we may be unable to increase our revenue and execute our business strategy.

We intend to expand our international sales, which will require the investment of significant resources to create and refine different language models for each particular language or dialect. These language models are required to create versions of our products that allow end users to speak the local language or dialect and be understood and authenticated. If we fail to develop localized versions of our products, our ability to address international market opportunities and to develop our international business will be limited.

Industry  Standards

If the standards that we employ are not adopted as the standards for IVR software, businesses might not use our IVR software for delivery of applications and services. The market for IVR software is new and emerging and industry standards have not yet been firmly established. We may not be competitive unless our products support changing industry standards. The emergence of industry standards, whether through adoption by official standards committees or widespread usage, could require costly and time consuming redesign of our products. If these standards become widespread and our products do not support them, our customers and potential customers may not purchase our products. Multiple standards in the marketplace could also make it difficult for us to insure that our products will support all applicable standards, which could in turn result in decreased sales of our products.

Protection  of  Proprietary  Technology

Any inability to adequately protect our proprietary technology could harm our ability to compete. Our future success and ability to compete depends in part upon our proprietary technology and our trademarks, which we attempt to protect with a combination of patent, copyright, trademark and trade secret laws, as well as with our confidentiality procedures and contractual provisions. These legal protections afford only limited protection and may be time-consuming and expensive to obtain and/or maintain. Further, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Although we intend to file U.S. and Canadian patent applications, we do not currently have any issued patents. There is no guarantee that patents will be issued with respect to our current or future patent applications. Any patents that are issued could be invalidated, circumvented or challenged. If challenged, our patents might not be upheld or their claims could be narrowed. Our intellectual property may not be adequate to provide a competitive advantage or to prevent competitors from entering the markets for our products. Additionally, our competitors could independently develop non-infringing technologies that are competitive with, equivalent to, and/or superior to our technology. Monitoring infringement and/or misappropriation of intellectual property can be difficult, and there is no guarantee that we would detect any infringement or misappropriation of our proprietary rights. Even if we did detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources away from our business operations. Further, we license our products internationally, and the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States and Canada.

Infringement  by  Us  on  Other  Intellectual  Property

Our products may inadvertently infringe upon the intellectual property rights of others, and resulting claims against us could be costly and require that we enter into disadvantageous license or royalty arrangements. The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing known proprietary rights of third parties, we may be subject to legal proceedings and claims for alleged infringement of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert resources and management's attention or require that we enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain injunctions, which could prevent us from selling our products.

Cash  Requirements

Our cash requirements for the period ending December 31, 2001 are estimated at $1,000,000, in order to finance the continue research and development of our ATIS software, and to finance an advertising and marketing campaign. We currently have limited funds available, and anticipate that we will raise additional capital through a private placement of our equity securities and/or debt financing.

Research  and  Development

To date, we have not expended significant funds on research and development. We anticipate that we will spend approximately $350,000 on research and development (including the continued development of our ATIS software) through December 31, 2001.

Purchase  of  Significant  Equipment

We do not intend to purchase any significant equipment through December 31, 2001.

Employees

Over the twelve months ending December 31, 2001, we anticipate an increase in the number of employees we retains, as we intends to hire one qualified accountant, one person to perform clerical and administrative tasks, two software engineers and two sales and marketing personnel.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM  2.     CHANGES  IN  SECURITIES.

We  did  not  issue  any  securities during the quarter ended December 31, 2000.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.     OTHER  INFORMATION.

None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports  on  Form  8-K

We did not file any reports on Form 8-K during the quarter ended December 31, 2000.

Financial  Statements  Filed  as  a  Part  of  the  Quarterly  Report

Our  unaudited  financial  statements  include:

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


     MCC  TECHNOLOGIES,  INC.

     By:       /s/  Lael  Todesco
               Lael  Todesco,  President/Director
     Date:     February  6,  2001

     By:       /s/  Peter  Thompson
               Peter  Thompson,  Secretary/Treasurer/Director
     Date:     February  8,  2001