Form 10QSB/A
period 2000-12-31
MCC TECHNOLOGIES INC
filed 2001-07-03
CIK 1125620

UNITED  STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549

                        POST-EFFECTIVE AMENDMENT NO. 1 TO
                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2000
                                                  -------------------

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
     For  the  transition  period  from                 to
                                        ---------------    -----------------
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


          122 PILLING ROAD, GIBSONS, BRITISH COLUMBIA, CANADA  V0N 1V0
          ------------------------------------------------------------
                    (Address of principal executive offices)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 common shares issued and outstanding, as of January 15, 2001
---------------------------------------------------------------------

Transitional  Small  Business  Disclosure  Format  (Check one):
 Yes [ ]  No [X]

                          PART I- FINANCIAL INFORMATION


ITEM  1.     FINANCIAL  STATEMENTS.


MCC Technologies, Inc. is a software development company seeking to acquire or develop interactive voice response software and multimedia automated information software. Our corporate and head offices are located at 122 Pilling Road, Gibsons, British Columbia, Canada V0N 1V0. The telephone number is (604)922-1972 and the facsimile number is (604) 886-8824.

Our financial statements are stated in United States Dollars (US$)and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to "CDN$" refer to Canadian Dollars and all references to common shares refer to the common shares in the capital stock of the company.

KEITH MARGETSON  Chartered Accountant               an incorporated professional
--------------------------------------------------------------------------------
P. O. Box 45                                          Telephone:  (604) 885-2810
5588 Inlet Avenue                                            Toll free: 883-2807
Sechelt  BC                                                       Fax:  885-2834
V0N 3A0                                                       Cellular: 220-7704






To the Board of Directors of
MCC Technologies, Inc.
(A Development Stage Company)




                            REVIEW ENGAGEMENT REPORT


I have reviewed the revised balance sheet of MCC Technologies, Inc. (A Development Stage Company) as at June 30, 2000, March 31, 1999 and March 31, 1998 and the revised related statements of operations, stockholders' equity and cash flows for the nine month period ended December 31, 2000 and the two years ended March 31, 2000 and March 31, 1999. My review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry analytical procedures and discussion related to information supplied to me by the Company.

A review does not constitute an audit and consequently I do not express an audit opinion on these financial statements.

Based on my review nothing has come to my attention that causes me to believe that these financial statements are not, in all material respects, in accordance with generally accepted American accounting principles.



"Keith R. Margetson"


CHARTERED ACCOUNTANT
Sechelt  BC
June 4,2001

                           MCC TECHNOLOGIES, INC.

                          (A Development Stage Company)

                      REVISED INTERIM FINANCIAL STATEMENTS

                                   (Unaudited)

            FOR THE PERIOD FROM DATE OF INCEPTION (FEBRUARY 26, 1998)
                              TO DECEMBER 31, 2000

                           (Expressed in U.S. Dollars)


--------------------------------------------------------------------------------


          Balance Sheet

          Statement of Changes in Stockholders' Equity

          Statement of Operations and Accumulated Deficit

          Statement of Cash Flows

          Notes to the Financial Statements

FINANCIAL STATEMENTS

REVISED  INTERIM  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY


For The Period From Inception to December 31,2000


REVISED  INTERIM  STATEMENT  OF  OPERATIONS  AND  ACCUMULATED  DEFICIT


REVISED  INTERIM  STATEMENT  OF  CASH  FLOWS

--------------------------------------------------------------------------------
                                                MCC  TECHNOLOGIES,  INC.
                                                (A Development Stage Company)
                                                REVISED  INTERIM  BALANCE  SHEET
                                                (Unaudited)
                                                December 31, 2000
                                                (Expressed in U.S. dollars)
--------------------------------------------------------------------------------

                                                 December 31       March 31        March 31
                                                   2000              2000            1999
       REVISED INTERIM FINANCIAL STATEMENTS
ASSETS

Current
      Cash in bank or on hand                         $ 50         $ 6,730          $ 7,500

Other
      Licence agreement                                  -           5,000                -
                                              -------------  --------------    ------------
TOTAL  ASSETS                                         $ 50        $ 11,730          $ 7,500
--------------------------------------------------------------------------------------------




LIABILITIES AND STOCKHOLDERS'  EQUITY

Current liabilities
      Accounts payable                                                          $ 6,760             $ 750             $ 200
      Shareholder loan, without interest or stated
          terms of repayment                                                     25,425             5,832                 -
                                                                        ----------------  ----------------  ----------------
                                                                                 32,185             6,582               200
                                                                        ----------------  ----------------  ----------------
Stockholders' Equity
      Common stock
                  100,000,000 Common shares authorized with
                              $.001 par value
                    3,000,000 Shares issued and outstanding                       3,000             3,000             3,000
      Additional paid in capital                                                  4,500             4,500             4,500
                                                                        ----------------  ----------------  ----------------
                NOTES  TO  THE  REVISED  INTERIM  FINANCIAL  STATEMENTS           7,500             7,500             7,500
      Deficit accumulated during the development stage                          (39,635)           (2,352)             (200)
                                                                        ----------------  ----------------  ----------------
                                                                                (32,135)            5,148             7,300
                                                                        ----------------  ----------------  ----------------
TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY                                     $ 50          $ 11,730           $ 7,500
----------------------------------------------------------------------------------------------------------------------------

                     The accompanying notes are an integral
                        part of the financial statements

--------------------------------------------------------------------------------

                                                        MCC  TECHNOLOGIES,  INC.
                                                   (A Development Stage Company)
             REVISED  INTERIM  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
                                                                     (Unaudited)
                               For The Period From Inception to December 31,2000
                                                     (Expressed in U.S. dollars)
--------------------------------------------------------------------------------


                                                                          Additional
                                                       Common Stock        Paid - in         Accumulated
                                       Shares             Amount            Capital           Deficit            Total
Balance, February 26, 1998
      (Date of inception)                        -               $ -                $ -               $ -               $ -

Issuance of stock at $.0025
      per share for cash                 3,000,000             3,000              4,500                 -             7,500

Net loss for the year                            -                 -                  -              (100)             (100)
                                   ----------------   ---------------   ----------------  ----------------  ----------------

Balance, March 31, 1998                  3,000,000             3,000              4,500              (100)            7,400

Net loss for the year                            -                 -                  -              (100)             (100)
                                   ----------------   ---------------   ----------------  ----------------  ----------------

Balance, March 31, 1999                  3,000,000             3,000              4,500              (200)            7,300

Net loss for the year                            -                 -                  -            (2,152)           (2,152)
                                   ----------------   ---------------   ----------------  ----------------  ----------------

Balance, March 31, 2000                  3,000,000             3,000              4,500            (2,352)            5,148

Net loss for the period                          -                 -                  -           (37,283)          (37,283)
                                   ----------------   ---------------   ----------------  ----------------  ----------------

Balance, June 30, 2000                   3,000,000           $ 3,000            $ 4,500         $ (39,635)        $ (32,135)
----------------------------------------------------------------------------------------------------------------------------

                     The accompanying notes are an integral
                        part of the financial statements

                                                        MCC  TECHNOLOGIES,  INC.
                                                   (A Development Stage Company)
          REVISED  INTERIM  STATEMENT  OF  OPERATIONS  AND  ACCUMULATED  DEFICIT
                                                                     (Unaudited)
          For the Period From Inception (February 26, 1998) To December 31, 2000

                       and For the Period Ended December 31, 2000 and the Years
                                                   Ended March 31, 1999 and 2000

                                                     (Expressed in U.S. dollars)
--------------------------------------------------------------------------------

                                                         9 Months            Year              Year             Accumulated
                                                          Ended              Ended             Ended           Feb 26, 1998
                                                          Dec 31           March 31          March 31             To
                                                           2000              2000              1999            Dec 31, 2000

Revenue                                                   $        -       $          -      $          -      $          -
                                                      ---------------   ----------------  ----------------  ----------------

Expenses
      Filing fees                                                500                632               100             1,332
      Licence agreement expense                                5,000                                                  5,000
      Software development                                    18,132                                                 18,132
      Professional fees                                       13,651              1,520                 -            15,171
                                                      ---------------   ----------------  ----------------  ----------------

Net Loss                                                      37,283              2,152               100            39,635

Accumulated Deficit,
      Beginning of Period                                      2,352                200               100                 -
                                                      ---------------   ----------------  ----------------  ----------------

Accumulated Deficit,
      End of Period                                      $    39,635       $      2,352     $         200      $     39,635

----------------------------------------------------------------------------------------------------------------------------

Net Loss Per Common Share                                $    0.0132       $     0.0008     $      0.0001      $     0.0132

----------------------------------------------------------------------------------------------------------------------------

Weighted Average Number of
      Common Shares Outstanding                            3,000,000          3,000,000         3,000,000         3,000,000
----------------------------------------------------------------------------------------------------------------------------


                    The accompanying notes are an integral
                        part of the financial statements

--------------------------------------------------------------------------------

                                                        MCC  TECHNOLOGIES,  INC.
                                                   (A Development Stage Company)
                                    REVISED  INTERIM  STATEMENT  OF  CASH  FLOWS
                                                                     (Unaudited)
          For the Period From Inception (February 26, 1998) To December 31, 2000

                              and For the Period Ended December 31, 2000 and the
                                             Years Ended March 31, 1999 and 2000

                                                     (Expressed in U.S. dollars)
--------------------------------------------------------------------------------

                                                         9 months            Year              Year             Accumulated
                                                          Ended              Ended             Ended           Feb 26, 1998
                                                         December 31       March 31          March 31               To
                                                           2000              2000              1999           June 30, 2000

Cash Flows to Operating Activities
      Net loss for the period                           $    (37,283)       $    (2,152)        $    (100)     $    (39,635)
      Non-cash expense                                         5,000                                                  5,000
      Non-cash working capital items                          25,603              6,382               100            32,185
                                                      ---------------   ----------------  ----------------  ----------------
                                                              (6,680)             4,230                 -            (2,450)
                                                      ---------------   ----------------  ----------------  ----------------

Cash Flows from Investing Activities
      Licence agreement                                            -             (5,000)                -            (5,000)
                                                      ---------------   ----------------  ----------------  ----------------

Cash Flows from Financing Activities
      Common Stock                                                 -                  -                 -             7,500
                                                      ---------------   ----------------  ----------------  ----------------

Net Change in Cash                                            (6,680)              (770)                -                50

Cash, Beginning of Period                                      6,730              7,500             7,500                 -
                                                      ---------------   ----------------  ----------------  ----------------

Cash, End of Period                                     $         50        $     6,730        $    7,500      $         50
----------------------------------------------------------------------------------------------------------------------------




                    The accompanying notes are an integral
                        part of the financial statements

                                                        MCC  TECHNOLOGIES,  INC.
                                                   (A Development Stage Company)
                         NOTES  TO  THE  REVISED  INTERIM  FINANCIAL  STATEMENTS

                                                                     (Unaudited)

                                                               December 31, 2000
--------------------------------------------------------------------------------


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

2.      Summary of Significant Accounting Policies

       (a)  Year end
       -------------
       The Company's fiscal year end is March 31.

       (b) Use of estimates
       ---------------------
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenditures during the period. Actual results may differ from those estimates.

       (c)  Financial instruments
       --------------------------
        The Company's financial instruments consist of cash which approximates carrying value.

       (d)  Foreign Exchange
       ---------------------
        All of the Company's transactions have been in U.S. currency. The Company's anticipated market is the US. Therefore, the Company's exposure to foreign currency exchange risks is currently considered minimal.

       (e)  Income Taxes
       -----------------
        Since the Company is in its development stage and has no income, no income tax expense is reported on the financial statements.

--------------------------------------------------------------------------------

                                                        MCC  TECHNOLOGIES,  INC.
                                                   (A Development Stage Company)
                         NOTES  TO  THE  REVISED  INTERIM  FINANCIAL  STATEMENTS

                                                                     (Unaudited)

                                                               December 31, 2000
--------------------------------------------------------------------------------




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

4.   Licence Agreement and related party transaction

        On March 1, 2000 the Company entered into a software licensing agreement with an officer, director and shareholder to develop, market, sell and support IVR computer software. On October 15, 2000 the company exercized its right of cancellation and the agreement has been terminated effective October 29, 2000.

ITEM  2.     PLAN  OF  OPERATION.

There have been significant material developments since we filed our Form 10-SB Registration Statement on October 4, 2000 and our Form 10-QSB Quarterly Report on November 14, 2000. Specifically, our business plan has been to acquire or develop interactive voice response ("IVR") software and multimedia automated information software. On March 1, 2000, we entered into a non-exclusive license (the "License Agreement") with Peter Thomson, one of our officers, directors and principal shareholders, to develop, market, sell and support multimedia automated traveller information software. On or about October 15, 2000, we provided notice that we were cancelling the License Agreement effective October 29, 2000. After we cancelled the License Agreement, we continued seeking other businesses opportunities, including possible acquisition candidates, in the IVR software industry. To date, however, we have not identified any potential acquisition candidates.

Our original target markets for IVR software were the public transit and utilities industries. Public transit and utilities companies generally purchase and utilize IVR software for two reasons:
            - to reduce operating costs involved in providing responses to standard questions and requests for information; and
            - to improve customer service by providing such standard or routine information in a timely and efficient manner.

IVR software technology automates repetitive and standard questions and requests for information, which represent the majority of calls to public transit and utility companies. The versatility of the technology permits full integrationwith operators so that routine calls are handled automatically using IVR software and the more difficult calls are transferred to human operators, whoare usually available during business hours.

However, after we cancelled the License Agreement, we shifted our focus away from the public transit andu tilities industries, and are now concentrating on developing or acquiring IVR software technology with more general applications.

Cash Requirements. Although we intended to raise significant funds through the sale, in private placement transactions, of our equity securities over the twelve month period ending September 30, 2001, we have not raised any funds through the sale of our equity securities during the last year, and do not plan to do so in the near future. Instead, we are currently seeking alternative financing sources,including debt financing. Unless we raise funds through the sale of our equity securities, or obtain alternative financing, we may not be able to satisfy our cash requirements for the next twelve months.

In order to effectuate our business plan, we require significant funds:
            - to develop or acquire IVR software;
            - to begin a marketing/advertising campaign for such IVR software;
            - to hire sales personnel to market and sell our IVR software;
            - to cover legal/patent application costs;
            - to cover general and administrative expenses; and
            - to cover other miscellaneous general corporate costs.

We do not currently have funds or resources available to allocate to any product research and development efforts, although we are continuing to seek appropriate IVR software to acquire.

Purchase of Significant Equipment. We do not intend to purchase any significant equipment through December 31, 2001.

Employees. Over the twelve months ending December 31, 2001, we anticipate an increase in the number of employees we have, because we intend to hire one qualified accountant, one person to perform clerical and administrative tasks, two software engineers and two sales and marketing employees, if our resources allow such additional hires.

History of Losses. We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. We have incurred losses since we began attempting to enter the IVR software development industry, including a loss of approximately $2,352 through the year ended March 31, 2000. As of March 31,2000, we had an accumulated deficit of approximately $2,152. We expect to have net losses and negative cash flow at least through March 31, 2002, and we will require significant amounts of capital to locate, identify, acquire or develop suitable software products and technologies, develop international sales and operations, and fund research and development.

As a result, we will need to generate significant revenue to break even or achieve profitability. We currently do not have any significant revenue sources except the sale of our securities. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially. Our ability to continue in business in the future depends upon our continued ability to obtain financing. There can be no assurance that any such financing would be available upon terms and conditions acceptable to us, if at all. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale-back or eliminate our software acquisition and development. Inadequate funding also could impair our ability to compete in the marketplace and could result in our dissolution.


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

In response to an allegation by Ontira Communications, Inc. that we have infringed upon certain intellectual property rights which are claimed by Ontira Communications, Inc., we have confirmed that we do not have any interest whatsoever, direct or indirect, by license or otherwise, in any products, services, software or technology of Ontira Communications, Inc.

On or about June 7, 2001, Brian Hall was appointed as our third director. Mr.Hall's ex-wife's daughter, Lael Todesco, is our president and a director.

ITEM  6.     EXHIBITS AND REPORTS ON FORM 8-K.

Reports  on  Form  8-K

We did not file any reports on Form 8-K during the quarter ended December 31, 2000.

The revised financial statements filed as a part of this amended Quarterly Report include:

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

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


MCC TECHNOLOGIES, INC.

     By:       /s/  Lael  Todesco
               Lael  Todesco,  President/Director
     Date:     June 12, 2001

     By:       /s/
               Secretary/Treasurer/Director
     Date:     June 12, 2001