Form 10QSB/A
period 2000-09-30
MCC TECHNOLOGIES INC
filed 2001-07-11
CIK 1125620

UNITED  STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549

                        POST-EFFECTIVE AMENDMENT NO. 1 TO
                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000
                                                  -------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 common shares issued and outstanding, as of January 15, 2001
---------------------------------------------------------------------

Transitional  Small  Business  Disclosure  Format  (Check one):
 Yes [ ]  No [X]

ITEM  1.     FINANCIAL  STATEMENTS.


                          PART I- FINANCIAL INFORMATION





                             MCC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000

                             MCC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS


PAGE   2  BALANCE SHEETS AS OF SEPTEMBER 30, 2000 (UNAUDITED) AND MARCH 31, 2000

PAGE   3  STATEMENTS  OF  OPERATIONS  FOR THE THREE MONTHS AND SIX MONTHS ENDED
          SEPTEMBER 30, 2000 AND 1999 (UNAUDITED) AND FOR THE PERIOD FROM FEBRUARY 26, 1998 (INCEPTION) TO SEPTEMBER 30, 2000

PAGE   4  STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000
          AND 1999 (UNAUDITED) AND FOR THE PERIOD FROM FEBRUARY 26, 1998 (INCEPTION) TO SEPTEMBER 30, 2000

PAGE   5  NOTES TO FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------


To the Board of Directors of:
 MCC Technologies, Inc.
 (A Development Stage Company)


We have reviewed the accompanying balance sheet of MCC Technologies, Inc. (a development stage company) as of September 30, 2000 and the related statements of operations and cash flows for the three and six months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in The United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order to be in conformity with accounting principles generally accepted in the United States of America.



WEINBERG & COMPANY, P.A.



Los Angeles, CA
June 26, 2001

                             MCC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                 --------------


                                     ASSETS
                                     ------

                                                       September 30, 2000
                                                            (Unaudited)         March 31, 2000
                                                       -------------------     -----------------
CURRENT ASSETS
   Cash                                                $           1,295       $         6,730
                                                       -------------------     -----------------
     Total Current Assets                                          1,295                 6,370
                                                       -------------------     -----------------

OTHER ASSETS
   License agreement                                                -                    5,000
                                                       -------------------     -----------------
     Total Other Assets                                             -                    5,000
                                                       -------------------     -----------------

TOTAL ASSETS                                           $           1,295       $        11,730
------------                                           ===================     =================


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

CURRENT LIABILITIES
   Accounts payable                                    $           2,706        $           750
   Stockholder loan                                               23,964                  5,832
                                                       -------------------      -----------------
     Total Current Liabilities                                    26,670                  6,582
                                                       -------------------      -----------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock, $.001 par value, 100,000,000 shares
  authorized, 3,000,000 shares issued
     and outstanding                                               3,000                  3,000
  Additional paid in capital                                       4,500                  4,500
  Deficit accumulated during the development stage               (32,875)                (2,352)
                                                       ------------------      -----------------
    Total Stockholders' Equity (Deficiency)                      (25,375)                 5,148
                                                       ------------------      -----------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)                                           $           1,295       $         11,730
------------------------------------------             ==================      =================






                See accompanying notes to financial statements.

                             MCC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                    --------


                                                                                                                   For the Period
                                                For the Three     For the Three    For the Six    For the Six      From February 26,
                                                Months Ended      Months Ended     Months Ended   Months Ended     1998 (Inception)
                                                September 30,     September 30,    September 30,  September 30,    to September 30,
                                                2000              1999             2000           1999             2000
                                                --------------   ---------------  --------------  ---------------  -----------------
REVENUES                                         $         -     $           -    $           -    $           -   $         -
                                                --------------   ---------------  --------------  ---------------  -----------------
EXPENSES
 Software development                                 18,132                 -           18,132                -             18,132
 Professional fees                                     6,891                 -            6,891                -              8,411
 Impairment of assets                                  5,000                 -            5,000                -              5,000
 Other general and administrative                        500               100              500              100              1,332
                                                --------------   ---------------  --------------  ---------------  -----------------
     Total Expenses                                   30,523               100           30,523              100             32,875
                                                --------------   ---------------  --------------  ---------------  -----------------

NET LOSS                                         $   (30,523)    $        (100)   $     (30,523)   $        (100)  $        (32,875)
--------                                        ==============   ===============  ==============  ===============  =================

Net loss per common share - basic and diluted    $     (0.01)    $           -    $       (0.01)   $           -   $          (0.01)
                                                ==============   ===============  ==============  ===============  =================

Weighted average number of common shares
 outstanding - basic and diluted                   3,000,000         3,000,000        3,000,000         3,000,000         3,000,000
                                                ==============   ===============  ==============  ===============  =================





                See accompanying notes to financial statements.

                             MCC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   -----------

                                                                                         For the Six         For the Period From
                                                                  For the Six           Months Ended          February 26, 1998
                                                                  Months Ended          September 30,          (Inception) to
                                                               September 30, 2000           1999             September 30, 2000
                                                               -------------------    ------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $        (30,523)     $           (100)       $        (32,875)
  Changes in operating assets and liabilities:
    Impairment of assets                                                   5,000                  -                      5,000
    Increase in accounts payable                                           1,956                   100                   2,706
                                                               -------------------    ------------------     -------------------

        Net Cash Used In Operating Activities                            (23,567)                 -                    (25,169)
                                                               -------------------    ------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  License agreement                                                         -                     -                     (5,000)
                                                               -------------------    ------------------     -------------------
        Net Cash Used In Investing Activities                               -                     -                     (5,000)
                                                               -------------------    ------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock                                                              -                     -                      7,500
  Due to stockholder                                                      18,132                  -                     23,964
                                                               -------------------    ------------------     -------------------
        Net Cash Provided By Financing Activities                         18,132                  -                     31,464
                                                               -------------------    ------------------     -------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (5,435)                 -                      1,295

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                            6,730                 7,500                    -
                                                               -------------------    ------------------     -------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                       $          1,295      $          7,500        $          1,295
-----------------------------------------                      ===================    ==================     ===================






                See accompanying notes to financial statements.

                             MCC TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000




NOTE 1 BASIS OF PRESENTATION

       The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

       It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

       For further information, refer to the financial statements and footnotes for the year ended March 31, 2000 included in the Company's Form 10SB filed October 4, 2000.

NOTE 2 STOCKHOLDER LOANS

       During the three months ended September 30, 2000, a stockholder paid $18,132 in expenses on behalf of the Company. The loan is non-interest bearing, unsecured and due on demand.

NOTE 3 SUBSEQUENT EVENT

       In October 2000, the Company exercised its right to cancel a software license agreement. The Company recognized a loss on impairment of $5,000 for the three months ended September 30, 2000 resulting from the cancellation of the agreement.

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

History of Losses. We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. We have incurred losses since we began attempting to enter the IVR software development industry, including a loss of approximately $2,352 through the year ended March 31, 2000. As of September 30,2000, we had an accumulated deficit of approximately $32,875. We expect to have net losses and negative cash flow at least through March 31, 2002, and we will require significant amounts of capital to locate, identify, acquire or develop suitable software products and technologies, develop international sales and operations, and fund research and development.

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


MCC TECHNOLOGIES, INC.

     By:       /s/  Lael  Todesco
               Lael  Todesco,  President/Director
     Date:     July 6, 2001

     By:       /s/ Brian Hall
               Chief Financial Officer/Director
     Date:     July 6, 2001